Form 10-K
period 1996-12-31
BOATMENS AUTO TRUST 1995-A
filed 1997-03-26
CIK 1005503

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ______________________

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES  EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                         Commission file number 33-95450

                           Boatmen's Auto Trust 1995-A
                           ---------------------------
             (Exact name of registrant as specified in its charter)

United States of America                             43-6617959
--------------------------------------------------------------------
(State or other jurisdiction                        (IRS Employer
of incorporation or organization)                 Identification No.)

Transamerica Square, 401 N. Tryon Street, Charlotte, North Carolina  28255
--------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code          (704) 386-5000

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. None.

Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date. None.

Documents Incorporated by Reference.  None.

PART I
------

Item 1.   Business
          --------
          Not applicable.

Item 2.   Properties
          ----------
     Boatmen's Auto Trust 1995-A (the "Trust") was established pursuant to a Trust Agreement dated as of September 1, 1995 among The Boatmen's National Bank of St. Louis, a national banking corporation (the "Servicer"), BNB Auto, Inc., a Delaware corporation and wholly-owned subsidiary of the Servicer, and The Chase Manhattan Bank (USA), a Delaware banking corporation, as owner trustee. Subsequent to the merger of The Chase Manhattan Bank and Chemical Bank, The Bank of New York (Delaware) became the owner trustee effective September 26, 1996 (the "Owner Trustee"). Pursuant to a Sales and Servicing Agreement dated as of September 1, 1995 with the Servicer (the "Sales and Servicing Agreement"), on September 27, 1995 the Servicer sold to the Trust, and agreed to service on behalf of the Trust, a pool of motor vehicle retail installment sale contracts and simple interest loan note and security agreements. The Trust is also party to an Indenture dated as of September 1, 1995 between the Trust and Chemical Bank, a New York banking corporation, as indenture trustee related to the notes described below. Subsequent to the merger of The Chase Manhattan Bank and Chemical Bank, The Chase Manhattan Bank continued as indenture trustee, (the "Indenture Trustee"). Also on September 27, 1995, the Trust issued asset backed notes and asset backed certificates consisting of $85,300,000 of Class A-1 5.7725% Asset Backed Notes; $104,427,000 of Class A-2 5.90% Asset Backed Notes; $101,576,574 of Class A-3 6.10% Asset Backed Notes (said notes are collectively referred to herein as the "Notes"); and $12,137,649 of 6.35% Asset Backed Certificates (the "Certificates").

     The property of the Trust includes the pool of motor vehicle retail installment sale contracts and simple interest loan note and security agreements secured by the new and used automobiles and light trucks financed thereby (the "Receivables") which were acquired from the Servicer. The property of the Trust also includes (i) certain monies due under the Receivables on and after September 1, 1995, (ii) security interests in the vehicles financed by the Receivables, (iii) certain accounts and the proceeds thereof, (iv) any proceeds from claims on certain insurance policies, and (v) certain rights under the Sales and Servicing Agreement.

     Selected information regarding the Receivables, including the number and aggregate principal amount of delinquent Receivables, and information relating to the delinquency rates and net losses on the Receivables at and for the year ending December 31, 1996, is set forth in Tables 1 and 2 below:

     Table 1.  Selected Information Related to the Receivables.

     Original Pool Balance as of September 1, 1995............... $303,441,223
     Pool Balance Factor as of September 1, 1995......................... 1.00
     Pool Balance as of December 31, 1996........................ $134,594,566
     Pool Balance Factor as of December 31, 1996......................... 0.44
     Net losses for the year ending December 31, 1996...............$1,082,654

     Table 2. Delinquency Experience of Receivables as of December 31, 1996.


                           Dollar Amount       As % of      No. of Units
                                             Receivables

Outstandings                $134,594,566        100%            21,027

Delinquencies 30-59 days      $2,759 438       2.05%               390
Delinquencies 60-89 days        $615,322        .46%                92
Delinquencies 90 days or more   $315,961        .23%                48

Item 3.   Legal Proceedings
          -----------------
     There are no material pending legal proceedings with respect to the Trust, involving the Trust, the Indenture Trustee and the Owner Trustee (collectively, the "Trustees"), or the Servicer, other than ordinary or routine litigation incidental to the Trust assets or the Trustees' or the Servicer's duties under the applicable Sales and Servicing Agreement.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
     None.

PART II
-------

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
                                       Matters
          ------------------------------------------------------------------
     (a) Market Information. There is no established public trading market for the Notes or the Certificates.

     (b) Holders. Since each of the Notes and Certificates was issued in book entry form only, there is only one holder of record of each Series of Notes and Certificates. See Item 12 below.

     (c)  Dividends.  Not applicable.

Item 6.   Selected Financial Data
          -----------------------
          Not applicable.

Item 7.   Management's Discussion and Analysis of Financial Condition and
                                 Results of Operations
          ----------------------------------------------------------------
          Not applicable.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------
          Not applicable.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
                                Financial Disclosure
          ----------------------------------------------------------------
          None.

PART III
--------

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------
          Not applicable.

Item 11.  Executive Compensation
          -----------------------
          Not applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          ---------------------------------------------------------------
     The Notes are represented by one or more notes registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"). An investor holding an interest in the Trust is not entitled to receive a note representing such interest except in limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold notes for their own accounts or for the accounts of their customers. The
address of Cede & Co. is:   Cede & Co.
                            c/o The Depository Trust Company
                            Attention:  Proxy Department
                            Seven Hanover Square
                            New York, New York  10004

     The Certificates are represented by The Bank of New York, who is the sole holder of record of the Certificates, which it holds on behalf of brokers, dealers, banks and other participants. Such participants may hold Certificates for their own accounts or for the accounts of their customers. The address of The Bank of New York is:

                            The Bank of New York
                            101 Barclay Street
                            Floor 12 East
                            New York, New York 10286
                            Attention:  Asset Backed Finance Unit

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

     There has not been, and there is not currently proposed, any transaction or series of transactions to which either the Trust or the Servicer is a party with any Noteholder or Certificateholder or any member of the immediate family of any such Noteholder or Certificateholder who, to the knowledge of the Servicer, owns of record or beneficially more than five percent of the Notes or Certificates.

PART IV
-------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------

     (a)  1. Not applicable.
          2. Not applicable.
          3. Exhibits:
             99.1  Annual Independent Certified Public Accountants' Report.
             99.2  Annual Statement as to Compliance.

     (b)  Reports on Form 8-K.
          As Servicer and on behalf of the Boatmen's Auto Trust 1995-A, The Boatmen's National Bank of St. Louis filed a Current Report on Form 8-K pursuant to Items 5 and 7 for the following monthly distribution dates during 1996, including the Servicer's Certificate for each due period provided to the Indenture Trustee and the Owner Trustee.

                          Dates of Reports on Form 8-K
                                January 16, 1996
                                February 15, 1996
                                 March 15, 1996
                                 April 15, 1996
                                  May 15, 1996
                                  June 17, 1996
                                  July 15, 1996
                                 August 15, 1996
                               September 16, 1996
                                October 15, 1996
                                November 15, 1996
                                December 16, 1996

     (c) The exhibits filed as part of this report are listed in the Index to Exhibits on page 6.

     (d)  Not applicable.

                                    SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Boatmen's Auto Trust 1995-A

                            By: /s/ Richard E. Grimmer
                                ----------------------
                            Richard E. Grimmer
                            Senior Vice President & Controller
                            The Boatmen's National Bank of St. Louis
                            (Duly Authorized Officer)


                            Date: March 26, 1997

                                INDEX TO EXHIBITS


Exhibit No.                     Description of Exhibit

99.1                 Annual Independent Certified Public Accountants' Report

99.2                 Annual Statement as to Compliance