Form 10-K/A
period 1996-12-31
BOATMENS AUTO TRUST 1995-A
filed 1997-03-28
CIK 1005503

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ______________________

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES  EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                         Commission file number 33-95450
                                                --------

                           Boatmen's Auto Trust 1995-A
                           ---------------------------
             (Exact name of registrant as specified in its charter)

United States of America                              43-6617959
---------------------------------------------------------------------
(State or other jurisdiction                        (IRS Employer
of incorporation or organization)                 Identification No.)

Transamerica Square, 401 N. Tryon Street, Charlotte, North Carolina  28255
---------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code          (704) 386-5000

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

                                    SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


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


                            Date: March 28, 1997

                                INDEX TO EXHIBITS



Exhibit No.                     Description of Exhibit
-----------                 -----------------------------------
99.1                   Annual Independent Certified Public Accountants' Report

99.2                   Annual Statement as to Compliance *

________________

*    Previously filed on March 26, 1997 with the registrant's Annual Report on
Form 10-K for the           fiscal year ended December 31, 1996.