Form 10-K
period 1997-12-31
BOATMENS AUTO TRUST 1995-A
filed 1998-03-30
CIK 1005503

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ______________________

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES  EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                         Commission file number 33-95450

                           Boatmen's Auto Trust 1995-A
                           ---------------------------
             (Exact name of registrant as specified in its charter)

United States of America                          43-6617959
------------------------------------------------------------
(State or other jurisdiction                      (IRS Employer
of incorporation or organization)                 Identification No.)

Transamerica Square, 401 N. Tryon Street, Charlotte, North Carolina      28255
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code             (704) 386-5000

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

     Subsequent to the purchase of Boatmen's Bancshares, Inc. by NationsBank Corporation on January 7, 1997, The Boatmen's National Bank of St. Louis was merged into NationsBank, N.A. and NationsBank, N.A. became Servicer of the loans.

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

     Selected information regarding the Receivables, including the number and aggregate principal amount of delinquent Receivables, and information relating to the delinquency rates and net losses on the Receivables at and for the year ending December 31, 1997, is set forth in Tables 1 and 2 below:

     Table 1.  Selected Information Related to the Receivables.

     Original Pool Balance as of September 1, 1995............... $303,441,223
     Pool Balance Factor as of September 1, 1995......................... 1.00
     Pool Balance as of December 31, 1997..........................$57,977,214
     Pool Balance Factor as of December 31, 1997......................... 0.19
     Net losses for the year ending December 31, 1997.................$560,080

     Table 2. Delinquency Experience of Receivables as of December 31, 1997.


                              Dollar Amount     As % of         No. of Units
                                                Receivables

Outstandings                  $52,977,214         100%             11,968

Delinquencies 30-59 days      $1,652,846         2.85%                312
Delinquencies 60-89 days      $  272,405          .47%                 52
Delinquencies 90 days or more $  213,196          .37%                 46

Item 3.   Legal Proceedings
          -----------------
          There are no material pending legal proceedings with respect to the Trust, involving the Trust, the Indenture Trustee and the Owner Trustee (collectively, the "Trustees"), or the Servicer, other than ordinary routine litigation incidental to the Trust assets or the Trustees' or the Servicer's duties under the applicable Sales and Servicing Agreement.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          None.

PART II
-------

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          -----------------------------------------------------------------
          Matters
          -------
         (a) Market Information. There is no established public trading market for the Notes or the Certificates.

         (b) Holders. Since each of the Notes and Certificates was issued in book entry form only, there is only one holder of record of each
              Series of Notes and Certificates.  See Item 12   below.

         (c)  Dividends.  Not applicable.

Item 6.   Selected Financial Data
          -----------------------
              Not applicable.

Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------
              Not applicable.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------
              Not applicable.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------
               None.

PART III
--------

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------
               Not applicable.

Item 11.  Executive Compensation
          ----------------------
               Not applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------
          The Notes are represented by one or more notes registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"). An investor holding an interest in the Trust is not entitled to receive a note representing such interest except in
          limited circumstances.    Accordingly, Cede & Co. is the sole
          holder of record of the Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold notes for their own accounts or for the accounts of their customers. The address of Cede & Co. is:
                            Cede & Co.
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

         (b)  Reports on Form 8-K.
              As Servicer and on behalf of the Boatmen's Auto Trust 1995-A, The Boatmen's National Bank of St. Louis and NationsBank, N.A., as successor, filed a Current Report on Form 8-K pursuant to Items 5 and 7 for the following monthly distribution dates during 1997, including the Servicer's Certificate for each due period provided to the Indenture Trustee and the Owner Trustee.

                          Dates of Reports on Form 8-K
                          ----------------------------
                                January 15, 1997
                                February 18, 1997
                                 March 17, 1997
                                 April 15, 1997
                                  May 15, 1997
                                  June 16, 1997
                                  July 15, 1997
                                 August 15, 1997
                               September 15, 1997
                                October 15, 1997
                                November 17, 1997
                                December 15, 1997

     (c) The exhibits filed as part of this report are listed in the Index to Exhibits on page 7.

     (d)  Not applicable.

                                    SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Boatmen's Auto Trust 1995-A

                            By: /s/     Leslie J. Fitzpatrick
                                -----------------------------
                                        Leslie J. Fitzpatrick
                                        Senior Vice President
                                        NationsBank, N.A.
                                       (Duly Authorized Officer)

                                       Date: March 30, 1998